Form 10-K
period 2014-12-31
Consumers 2014 Securitization Funding LLC; CONSUMERS ENERGY CO
filed 2015-03-19
CIK 1606104, 201533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

□ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number of Issuing Entity: 333-195654-01

CONSUMERS 2014 SECURITIZATION FUNDING LLC
(Exact Name of Issuing Entity as Specified in Its Charter)

Commission file number of Depositor and Sponsor: 1-5611

CONSUMERS ENERGY COMPANY
(Exact Name of Depositor and Sponsor as Specified in Its Charter)

Delaware	46-5038143
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

One Energy Plaza, Jackson, Michigan	49201
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (517) 788-1030

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes □  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes □  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No □

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No □

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer □	Accelerated filer □
Non-Accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes □  No ☒

The registrant does not have any voting or non-voting common equity held by non-affiliates.

Documents incorporated by reference: A portion of CMS Energy Corporation’s proxy statement relating to the 2015 Annual Meeting of Shareholders of CMS Energy Corporation is incorporated by reference in Item 11 of Part III of this Form 10-K.

PART I

The following Items have been omitted pursuant to General Instruction J of Form 10-K:

•                  Item 1. Business.

•                  Item 1A. Risk Factors.

•                  Item 2. Properties.

•                  Item 3. Legal Proceedings.

Item 1B. Unresolved Staff Comments.

None.

Item 4. Mine Safety Disclosures.

None.

PART II

The following Items have been omitted pursuant to General Instruction J of Form 10-K:

•                  Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

•                  Item 6. Selected Financial Data.

•                  Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•                  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

•                  Item 8. Financial Statements and Supplementary Data.

•                  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

•                  Item 9A. Controls and Procedures.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Following are the managers and executive officers of Consumers 2014 Securitization Funding LLC as of March 19, 2015:

Name	Age	Position	Period
Thomas J. Webb	62	Executive Vice President and Manager of Consumers 2014 Securitization Funding LLC	2014 – Present
		Executive Vice President and Chief Financial Officer of CMS Energy Corporation (“CMS Energy”) and Consumers Energy Company (“Consumers”)	2002 – Present
Catherine M. Reynolds	58	Senior Vice President, General Counsel, and Manager of Consumers 2014 Securitization Funding LLC	2014 – Present
		Senior Vice President and General Counsel of CMS Energy and Consumers	2013 – Present
		Vice President, Deputy General Counsel, and Corporate Secretary of CMS Energy and Consumers	2012 – 2013
		Vice President and Corporate Secretary of CMS Energy and Consumers	2006 – 2012
Melissa M. Gleespen	47	Vice President, Secretary, and Manager of Consumers 2014 Securitization Funding LLC	2014 – Present
		Vice President and Corporate Secretary for CMS Energy and Consumers	2013 – Present
		Supervisory Assistant General Counsel for CMS Energy and Consumers	2013 – 2013
		Law Director and Assistant Corporate Secretary for Owens Corning	2012 – 2013
		Senior Securities Counsel and Assistant Corporate Secretary for Owens Corning	2009 – 2012
Albert J. Fioravanti	50	Manager of Consumers 2014 Securitization Funding LLC	2014 – Present
		Senior Vice President of Lord Securities Corporation	1999 – Present
Steven Novack	45	Manager of Consumers 2014 Securitization Funding LLC	2014 – Present
		Managing Director of Lord Securities Corporation	2014 – Present
		Mortgage Loan Officer of Customized Mortgage Solutions	2013 – 2014
		Director of Deutsche Bank	2007 – 2012

Consumers 2014 Securitization Funding LLC is a wholly owned subsidiary of Consumers, which in turn is a wholly owned subsidiary of CMS Energy.

Code of Conduct

Consumers has adopted a code of ethics that applies to all officers and employees of Consumers and its affiliates, including Consumers 2014 Securitization Funding LLC.  This code of ethics, entitled “CMS Energy 2015 Code of Conduct and Guide to Ethical Business Behavior,” is posted on Consumers’ website at www.consumersenergy.com under “Our Company,” “Compliance and Ethics.”  Consumers’ Code of Conduct is administered by the Chief Compliance Officer of Consumers, who reports directly to the Audit Committee of the Board of Directors of Consumers.

Item 11. Executive Compensation.

Other than the annual independent manager fee of $7,000 paid to Lord Securities Corporation, Consumers 2014 Securitization Funding LLC does not pay any compensation to its managers or executive officers.

Information that is required in Item 11 regarding executive compensation of Consumers’ executive officers is included in CMS Energy’s definitive proxy statement for its 2015 Annual Meeting of Shareholders to be held May 1, 2015, which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None.

Item 14. Principal Accountant Fees and Services.

Omitted pursuant to General Instruction J of Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) and (a)(2)	Financial Statements and Financial Statement Schedules are omitted pursuant to General Instruction J of Form 10-K as listed under Item 8 of this report.

(a)(3) and (b)	See Exhibit Index included as the last part of this report, which is incorporated herein by reference.

(c)	Not applicable.

Item 1112(b). Significant Obligors of Pool Assets.

None.

Item 1114(b)(2). Credit Enhancement and Other Support, Except For Certain Derivative Instruments.

None.

Item 1115(b). Certain Derivative Instruments.

None.

Item 1117. Legal Proceedings.

None.

Item 1119. Affiliations and Certain Relationships and Related Transactions.

Consumers 2014 Securitization Funding LLC is a wholly owned subsidiary of Consumers, which is the depositor, sponsor, and servicer.

Item 1122. Compliance With Applicable Servicing Criteria.

See Exhibits 33.1, 33.2, 34.1, and 34.2 of this Form 10-K.

Item 1123. Servicer Compliance Statement.

See Exhibit 35.1 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Consumers 2014 Securitization Funding LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of March 2015.

CONSUMERS 2014 SECURITIZATION FUNDING LLC
(Issuing Entity)

By: Consumers Energy Company, as Servicer

By:	/s/ Glenn P. Barba
Glenn P. Barba
Vice President, Controller, Chief Accounting Officer,
and senior officer in charge of the servicing function of
Consumers Energy Company

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No such annual report, proxy statement, form of proxy, or other proxy soliciting material has been sent to the registrant’s security holders.  The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

EXHIBIT INDEX

	Previously Filed
Exhibits	With File Number	As Exhibit Number		Description
3.1	333-195654 333-195654-01	3.1	—	Certificate of Formation of Consumers 2014 Securitization Funding LLC (Form S-3 filed May 2, 2014)
3.2	333-195654 333-195654-01	3.2	—	Amended and Restated Limited Liabiltiy Company Agreement of Consumers 2014 Securitization Funding LLC dated and effective as of July 22, 2014 (Form 8-K filed July 22, 2014)
4.1	333-195654 333-195654-01	4.1	—

Indenture by and between Consumers 2014 Securitization Funding LLC, Issuer and The Bank of New York Mellon, Indenture Trustee and Securities Intermediary, dated July 22, 2014 (Form 8-K filed July 22, 2014)

4.2	333-195654 333-195654-01	4.1 Exhibit A	—	Form of Senior Secured Securitization Bonds, Series 2014A (Form 8-K filed July 22, 2014)
10.1	333-195654 333-195654-01	99.1	—

Securitization Property Servicing Agreement by and between Consumers 2014 Securitiztion Funding LLC, Issuer and Consumers Energy Company, Servicer, dated as of July 22, 2014 (Form 8-K-filed July 22, 2014)

10.2	333-195654 333-195654-01	99.2	—

Securitization Property Purchase and Sale Agreement by and between Consumers 2014 Securitiztion Funding LLC, Issuer and Consumers Energy Company, Seller, dated as of July 22, 2014 (Form 8-K filed July 22, 2014)

10.3	333-195654 333-195654-01	99.3	—	Administration Agreement by and between Consumers 2014 Securitization Funding LLC and The Bank of New York Mellon, Administrator, dated as of July 22, 2014 (Form 8-K filed July 22, 2014)
10.4	333-195654 333-195654-01	99.7	—	Series Supplement by and between Consumers 2014 Securitization Funding LLC and The Bank of New York Mellon, Indenture Trustee, dated as of July 22, 2014 (Form 8-K filed July 22, 2014)
10.5	333-195654 333-195654-01	99.8	—

Intercreditor Agreement among The Bank of Nova Scotia, Liberty Street Funding LLC, The Bank of New York Mellon, Consumers Funding LLC, Consumers 2014 Securitization Funding LLC, Consumers Receivables Funding II, LLC and Consumers Energy Company, dated as of July 22, 2014 (Form 8-K filed July 22, 2014)

31.1			—	Rule 13a-14(d)/15d-14(d) Certification
33.1			—	Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Issuers for Consumers Energy Company, Servicer
33.2			—	Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Issuers for The Bank of New York Mellon, Indenture Trustee
34.1			—	Attestation Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Securities of PricewaterhouseCoopers LLP on behalf of Consumers Energy Company, Servicer
34.2			—	Attestation Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Securities of KPMG LLP on behalf of The Bank of New York Mellon, Indenture Trustee
35.1			—	Servicer Compliance Statement