Form 10-K
period 2015-12-31
Consumers 2014 Securitization Funding LLC
filed 2016-03-10
CIK 1606104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number of issuing entity: 333-195654-01

Central index key number of issuing entity: 0001606104

CONSUMERS 2014 SECURITIZATION FUNDING LLC
(Exact name of issuing entity as specified in its charter)

Commission file number of depositor and sponsor: 1-5611

Central index key number of depositor and sponsor: 0000201533

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

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒  No ☐

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

Large accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The registrant does not have any voting or non-voting common equity held by non-affiliates.

Documents incorporated by reference: A portion of CMS Energy Corporation’s proxy statement relating to the 2016 Annual Meeting of Shareholders of CMS Energy Corporation is incorporated by reference in Item 11 of Part III of this Form 10-K.

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

•                 Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•                 Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

•                 Item 8. Financial Statements and Supplementary Data.

•                 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

•                 Item 9A. Controls and Procedures.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Following are the managers and executive officers of Consumers 2014 Securitization Funding LLC as of March 10, 2016:

Name	Age	Position	Period
Venkat Dhenuvakonda Rao	45	President, Chief Executive Officer, Chief Financial Officer, and Treasurer of Consumers 2014 Securitization Funding LLC	2014 – Present
		Vice President and Treasurer of CMS Energy Corporation (“CMS Energy”) and Consumers Energy Company (“Consumers”)	2012 – Present
		Executive Director of CMS Energy and Consumers	2009 – 2012
Thomas J. Webb	63	Executive Vice President and Manager of Consumers 2014 Securitization Funding LLC	2014 – Present
		Executive Vice President and Chief Financial Officer of CMS Energy and Consumers	2002 – Present
Catherine M. Reynolds	59	Senior Vice President, General Counsel, and Manager of Consumers 2014 Securitization Funding LLC	2014 – Present
		Senior Vice President and General Counsel of CMS Energy and Consumers	2013 – Present
		Vice President, Deputy General Counsel, and Corporate Secretary of CMS Energy and Consumers	2012 – 2013
		Vice President and Corporate Secretary of CMS Energy and Consumers	2006 – 2012
Glenn P. Barba	50	Vice President and Controller of Consumers 2014 Securitization Funding LLC	2014 – Present
		Vice President, Controller, and Chief Accounting Officer of CMS Energy and Consumers	2003 – Present
Melissa M. Gleespen	48	Vice President, Secretary, and Manager of Consumers 2014 Securitization Funding LLC	2014 – Present
		Vice President, Corporate Secretary, and Chief Compliance Officer of CMS Energy and Consumers	2016 – Present
		Vice President and Corporate Secretary of CMS Energy and Consumers	2013 – 2016
		Supervisory Assistant General Counsel of CMS Energy and Consumers	2013 – 2013
		Law Director and Assistant Corporate Secretary of Owens Corning	2012 – 2013
		Senior Securities Counsel and Assistant Corporate Secretary of Owens Corning	2009 – 2012
Scott B. McIntosh	40	Vice President of Consumers 2014 Securitization Funding LLC	2015 – Present
		Vice President of CMS Energy and Consumers	2015 – Present
		Director of Tax of CMS Energy and Consumers	2011 – 2015
Albert J. Fioravanti	51	Manager of Consumers 2014 Securitization Funding LLC	2014 – Present
		Senior Vice President of Lord Securities Corporation	1999 – Present
Steven Novack	46	Manager of Consumers 2014 Securitization Funding LLC	2014 – Present
		Managing Director of Lord Securities Corporation	2014 – Present
		Mortgage Loan Officer of Customized Mortgage Solutions	2013 – 2014
		Director of Deutsche Bank	2007 – 2012

Consumers 2014 Securitization Funding LLC is a wholly owned subsidiary of Consumers, which in turn is a wholly owned subsidiary of CMS Energy.

Code of Conduct

Consumers has adopted a code of ethics that applies to all officers and employees of Consumers and its affiliates (except EnerBank USA, which has its own code of conduct), including Consumers 2014 Securitization Funding LLC.  This code of ethics, entitled “CMS Energy 2016 Code of Conduct and Guide to Ethical Business Behavior,” is posted on Consumers’ website at www.consumersenergy.com/corporate-governance/compliance-and-ethics.  Consumers’ Code of Conduct is administered by the Chief Compliance Officer of Consumers, who reports directly to the Audit Committee of the Board of Directors of Consumers.

Item 11. Executive Compensation.

Other than the annual independent manager fee of $7,000 paid to Lord Securities Corporation, Consumers 2014 Securitization Funding LLC does not pay any compensation to its managers or executive officers.

Information that is required in Item 11 regarding executive compensation of Consumers’ executive officers is included in CMS Energy’s definitive proxy statement for its 2016 Annual Meeting of Shareholders to be held May 6, 2016, which is incorporated by reference herein.

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

Item 1122. Compliance With Applicable Servicing Criteria.

See Exhibits 33.1, 33.2, 34.1, and 34.2 of this Form 10-K.

Item 1123. Servicer Compliance Statement.

See Exhibit 35.1 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Consumers 2014 Securitization Funding LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of March 2016.

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