Form 10-K
period 2017-12-31
Consumers 2014 Securitization Funding LLC; CONSUMERS ENERGY CO
filed 2018-03-08
CIK 1606104, 201533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of issuing entity: 333-195654-01

Central index key number of issuing entity: 0001606104

CONSUMERS 2014 SECURITIZATION FUNDING LLC
(Exact name of issuing entity as specified in its charter)

Commission file number of depositor and sponsor: 1-5611

Central index key number of depositor and sponsor: 0000201533

CONSUMERS ENERGY COMPANY
(Exact name of depositor and sponsor as specified in its charter)

Delaware	46-5038143
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number of issuing entity)
of issuing entity)

One Energy Plaza, Jackson, Michigan	49201
(Address of principal executive offices of issuing entity)	(Zip Code)

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The registrant does not have any voting or non-voting common equity held by non-affiliates.

Documents incorporated by reference: A portion of CMS Energy Corporation’s and Consumers Energy Company’s definitive proxy statement relating to their 2018 Annual Meetings of Shareholders is incorporated by reference in Item 11 of Part III of this Form 10-K.

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

•                 Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•                 Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

•                 Item 8. Financial Statements and Supplementary Data.

•                 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

•                 Item 9A. Controls and Procedures.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Following are the managers and executive officers of Consumers 2014 Securitization Funding LLC as of March 8, 2018:

Name, Age, Position(s)	Period
Srikanth Maddipati (age 35)
President, Chief Executive Officer, Chief Financial Officer, and Treasurer of Consumers 2014 Securitization Funding LLC	2016 – Present
Vice President and Treasurer of CMS Energy Corporation (“CMS Energy”) and Consumers Energy Company (“Consumers”)	2016 – Present
Assistant Treasurer of CMS Energy and Consumers	2014 – 2016
Vice President of Goldman, Sachs & Co.	2011 – 2014
Rejji P. Hayes (age 43)
Executive Vice President and Manager of Consumers 2014 Securitization Funding LLC	2017 – Present
Executive Vice President and Chief Financial Officer of CMS Energy and Consumers	2017 – Present
Chief Financial Officer of ITC Holdings Corp.	2014 – 2016
Vice President of Finance and Treasurer of ITC Holdings Corp.	2012 – 2014
Catherine M. Reynolds (age 61)
Senior Vice President, General Counsel, and Manager of Consumers 2014 Securitization Funding LLC	2014 – Present
Senior Vice President and General Counsel of CMS Energy and Consumers	2013 – Present
Vice President, Deputy General Counsel, and Corporate Secretary of CMS Energy and Consumers	2012 – 2013
Glenn P. Barba (age 52)
Vice President and Controller of Consumers 2014 Securitization Funding LLC	2014 – Present
Vice President, Controller, and Chief Accounting Officer of CMS Energy and Consumers	2003 – Present
Melissa M. Gleespen (age 50)
Vice President, Secretary, and Manager of Consumers 2014 Securitization Funding LLC	2014 – Present
Vice President, Corporate Secretary, and Chief Compliance Officer of CMS Energy and Consumers	2016 – Present
Vice President and Corporate Secretary of CMS Energy and Consumers	2013 – 2016
Supervisory Assistant General Counsel of CMS Energy and Consumers	2013 – 2013
Law Director and Assistant Corporate Secretary of Owens Corning	2012 – 2013
Scott B. McIntosh (age 42)
Vice President of Consumers 2014 Securitization Funding LLC	2015 – Present
Vice President of CMS Energy and Consumers	2015 – Present
Director of Tax of CMS Energy and Consumers	2011 – 2015
Albert J. Fioravanti (age 53)
Independent Manager of Consumers 2014 Securitization Funding LLC	2014 – Present
Director of Lord Securities Corporation	2015 – Present
Senior Vice President of Lord Securities Corporation	1999 – 2015
Leonard J. Padula (age 57)
Independent Manager of Consumers 2014 Securitization Funding LLC	2016 – Present
Vice President of Lord Securities Corporation	2004 – Present

Consumers 2014 Securitization Funding LLC is a wholly owned subsidiary of Consumers, which in turn is a wholly owned subsidiary of CMS Energy.

Code of Ethics

Consumers has adopted a code of ethics, entitled “CMS Energy 2018 Code of Conduct and Guide to Ethical Business Behavior,” (“Employee Code”) that applies to all officers and employees of Consumers and its affiliates (except EnerBank USA, which has its own code of conduct), including Consumers 2014 Securitization Funding LLC. The Employee Code is administered by the Chief Compliance Officer of

Consumers, who reports directly to the Audit Committee of the Board of Directors of Consumers. The Employee Code is disclosed on Consumers’ website at www.cmsenergy.com/corporate-governance/compliance-and-ethics.

Item 11. Executive Compensation.

Other than the annual independent manager fee of $7,000 paid to Lord Securities Corporation, Consumers 2014 Securitization Funding LLC does not pay any compensation to its managers or executive officers.

Information that is required in Item 11 regarding executive compensation of Consumers’ executive officers is incorporated by reference from CMS Energy’s and Consumers’ definitive proxy statement for their 2018 Annual Meetings of Shareholders to be held May 4, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None.

Item 14. Principal Accountant Fees and Services.

Omitted pursuant to General Instruction J of Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) and (a)(2)	Financial Statements and Financial Statement Schedules are omitted pursuant to General Instruction J of Form 10-K as listed under Item 8 of this report.

(a)(3) and (b)	Exhibit Index

	Previously Filed

Exhibits	With File Number	As Exhibit Number		Description
3.1	333-195654-01	3.1	—	Certificate of Formation of Consumers 2014 Securitization Funding LLC (Form S-3 filed May 2, 2014)
3.2	333-195654-01	3.2	—	Amended and Restated Limited Liability Company Agreement of Consumers 2014 Securitization Funding LLC dated and effective as of July 22, 2014 (Form 8-K filed July 22, 2014)
4.1	333-195654-01	4.1	—

Indenture by and between Consumers 2014 Securitization Funding LLC, Issuer and The Bank of New York Mellon, Indenture Trustee and Securities Intermediary, dated July 22, 2014 (Form 8-K filed July 22, 2014)

4.2	333-195654-01	4.1	—	Form of Senior Secured Securitization Bonds, Series 2014A (Form 8-K filed July 22, 2014)
10.1	333-195654-01	99.1	—

Securitization Property Servicing Agreement by and between Consumers 2014 Securitization Funding LLC, Issuer and Consumers Energy Company, Servicer, dated as of July 22, 2014 (Form 8-K-filed July 22, 2014)

10.2	333-195654-01	99.2	—

Securitization Property Purchase and Sale Agreement by and between Consumers 2014 Securitization Funding LLC, Issuer and Consumers Energy Company, Seller, dated as of July 22, 2014 (Form 8-K filed July 22, 2014)

10.3	333-195654-01	99.3	—	Administration Agreement by and between Consumers 2014 Securitization Funding LLC and Consumers Energy Company, as administrator, dated as of July 22, 2014 (Form 8-K filed July 22, 2014)
10.4	333-195654-01	99.7	—	Series Supplement by and between Consumers 2014 Securitization Funding LLC and The Bank of New York Mellon, Indenture Trustee, dated as of July 22, 2014 (Form 8-K filed July 22, 2014)
10.5	333-195654-01	99.8	—

Intercreditor Agreement among The Bank of Nova Scotia, Liberty Street Funding LLC, The Bank of New York Mellon, Consumers Funding LLC, Consumers 2014 Securitization Funding LLC, Consumers Receivables Funding II, LLC and Consumers Energy Company, dated as of July 22, 2014 (Form 8-K filed July 22, 2014)

31.1			—	Rule 13a-14(d)/15d-14(d) Certification
33.1			—	Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Issuers for Consumers Energy Company, Servicer
33.2			—	Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Issuers for The Bank of New York Mellon, Indenture Trustee
34.1			—	Attestation Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Securities of PricewaterhouseCoopers LLP on behalf of Consumers Energy Company, Servicer
34.2			—	Attestation Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Securities of KPMG LLP on behalf of The Bank of New York Mellon, Indenture Trustee
35.1			—	Servicer Compliance Statement

(c)	Not applicable.

Item 16. Form 10-K Summary.

None.

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

Item 1122. Compliance With Applicable Servicing Criteria.

See Exhibits 33.1, 33.2, 34.1, and 34.2 of this Form 10-K.

The Bank of New York Mellon (the “Indenture Trustee”) participates in the servicing function with respect to the asset pool held by Consumers 2014 Securitization Funding LLC and has completed a report on an assessment of compliance with applicable servicing criteria set forth in Item 1122(d) of Regulation AB (Exhibit 33.2 of this Form 10-K). In addition, the Indenture Trustee has provided an attestation report by an independent registered public accounting firm (Exhibit 34.2 of this Form 10-K). These reports have identified and disclosed material instances of noncompliance that occurred with respect to the servicing criterion set forth in Item 1122(d)(3)(i)(A) as follows: Certain reports to investors were not prepared in accordance with the timeframes set forth in the transaction agreements. Furthermore, the finding relates to reports sent to the registered holders of some resecuritization and repackage transactions. These reports were delivered outside the timeframe set forth in the transaction agreements.

The Indenture Trustee has represented to Consumers 2014 Securitization Funding LLC that the material instances of noncompliance did not apply to the servicing functions performed for Consumers 2014 Securitization Funding LLC.

According to Schedule B of Exhibit 33.2 of this Form 10-K, the Indenture Trustee has enhanced controls in order to better ensure reports are delivered timely to investors. Reports filed on EDGAR on Form 10-D were filed timely and as required.

Item 1123. Servicer Compliance Statement.

See Exhibit 35.1 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Consumers 2014 Securitization Funding LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of March 2018.

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