Form 10-K
period 2018-12-31
Consumers 2014 Securitization Funding LLC
filed 2019-03-05
CIK 1606104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10‑K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____to_____
Commission file number of issuing entity: 333‑195654‑01
Central index key number of issuing entity: 0001606104
CONSUMERS 2014 SECURITIZATION FUNDING LLC
(Exact name of issuing entity as specified in its charter)
Commission file number of depositor and sponsor: 1‑5611
Central index key number of depositor and sponsor: 0000201533
CONSUMERS ENERGY COMPANY
(Exact name of depositor and sponsor as specified in its charter)

Delaware	46-5038143
(State or other jurisdiction of incorporation or organization of issuing entity)	(I.R.S. Employer Identification Number of issuing entity)
One Energy Plaza, Jackson, Michigan	49201
(Address of principal executive offices of issuing entity)	(Zip Code)

Registrant’s telephone number, including area code: (517) 788‑1030

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
	Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.
☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer		☐
Accelerated filer		☐
Non‑Accelerated filer		☒
Smaller reporting company		☐
Emerging growth company		☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).	Yes ☐	No ☒

The registrant does not have any voting or non-voting common equity held by non-affiliates.

Documents incorporated by reference: A portion of CMS Energy Corporation’s and Consumers Energy Company’s definitive proxy statement relating to their 2019 Annual Meetings of Shareholders to be held May 3, 2019 is incorporated by reference in Item 11 of Part III of this Form 10‑K.

PART I
The following Items have been omitted pursuant to General Instruction J of Form 10‑K:

•	Item 1. Business.

•	Item 1A. Risk Factors.

•	Item 2. Properties.

•	Item 3. Legal Proceedings.
Item 1B. Unresolved Staff Comments.
None.
Item 4. Mine Safety Disclosures.
None.
PART II
The following Items have been omitted pursuant to General Instruction J of Form 10‑K:

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
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Following are the managers and executive officers of Consumers 2014 Securitization Funding LLC as of March 5, 2019:

Name, Age, Position(s)	Period
Srikanth Maddipati (age 36)
President, Chief Executive Officer, Chief Financial Officer, and Treasurer of Consumers 2014 Securitization Funding LLC	2016 – Present
Vice President and Treasurer of CMS Energy Corporation (“CMS Energy”) and Consumers Energy Company (“Consumers”)	2016 – Present
Assistant Treasurer of CMS Energy and Consumers	2014 – 2016
Vice President of Goldman, Sachs & Co.	2011 – 2014
Rejji P. Hayes (age 44)
Executive Vice President and Manager of Consumers 2014 Securitization Funding LLC	2017 – Present
Executive Vice President and Chief Financial Officer of CMS Energy and Consumers	2017 – Present
Chief Financial Officer of ITC Holdings Corp.	2014 – 2016
Vice President of Finance and Treasurer of ITC Holdings Corp.	2012 – 2014
Catherine M. Reynolds (age 62)
Senior Vice President, General Counsel, and Manager of Consumers 2014 Securitization Funding LLC	2014 – Present
Senior Vice President and General Counsel of CMS Energy and Consumers	2013 – Present
Glenn P. Barba (age 53)
Vice President and Controller of Consumers 2014 Securitization Funding LLC	2014 – Present
Vice President, Controller, and Chief Accounting Officer of CMS Energy and Consumers	2003 – Present
Melissa M. Gleespen (age 51)
Vice President, Secretary, and Manager of Consumers 2014 Securitization Funding LLC	2014 – Present
Vice President, Corporate Secretary, and Chief Compliance Officer of CMS Energy and Consumers	2016 – Present
Vice President and Corporate Secretary of CMS Energy and Consumers	2013 – 2016
Scott B. McIntosh (age 43)
Vice President of Consumers 2014 Securitization Funding LLC	2015 – Present
Vice President of CMS Energy and Consumers	2015 – Present
Director of Tax of CMS Energy and Consumers	2011 – 2015
Albert J. Fioravanti (age 54)
Independent Manager of Consumers 2014 Securitization Funding LLC	2014 – Present
Director of Lord Securities Corporation	2015 – Present
Senior Vice President of Lord Securities Corporation	1999 – 2015
Leonard J. Padula (age 58)
Independent Manager of Consumers 2014 Securitization Funding LLC	2016 – Present
Vice President of Lord Securities Corporation	2004 – Present
Consumers 2014 Securitization Funding LLC is a wholly owned subsidiary of Consumers, which in turn is a wholly owned subsidiary of CMS Energy.

Code of Ethics
Consumers has adopted a code of ethics, entitled “CMS Energy 2019 Code of Conduct and Guide to Ethical Business Behavior,” (“Employee Code”) that applies to all officers and employees of Consumers and its affiliates (except EnerBank USA, which has its own code of conduct), including Consumers 2014 Securitization Funding LLC. The Employee Code is administered by the Chief Compliance Officer of Consumers, who reports directly to the Audit Committee of the Board of Directors of Consumers. The Employee Code is disclosed on Consumers’ website at www.cmsenergy.com/corporate-governance/compliance-and-ethics.
Item 11. Executive Compensation.
Other than the annual independent manager fee of $7,000 paid to Lord Securities Corporation, Consumers 2014 Securitization Funding LLC does not pay any compensation to its managers or executive officers.
Information that is required in Item 11 regarding executive compensation of Consumers’ executive officers is incorporated by reference from CMS Energy’s and Consumers’ definitive proxy statement for their 2019 Annual Meetings of Shareholders to be held May 3, 2019.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
None.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
None.
Item 14. Principal Accountant Fees and Services.
Omitted pursuant to General Instruction J of Form 10‑K.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a)(1) and (a)(2)	Financial Statements and Financial Statement Schedules are omitted pursuant to General Instruction J of Form 10‑K as listed under Item 8 of this report.

(a)(3) and (b)	Exhibit Index

Exhibits		Description
3.1	—	Certificate of Formation of Consumers 2014 Securitization Funding LLC (Exhibit 3.1 to Form S-3 filed May 2, 2014, and incorporated herein by reference)
3.2	—
Amended and Restated Limited Liability Company Agreement of Consumers 2014 Securitization Funding LLC dated and effective as of July 22, 2014 (Exhibit 3.2 to Form 8-K filed July 22, 2014, and incorporated herein by reference)

4.1	—
Indenture by and between Consumers 2014 Securitization Funding LLC, Issuer and The Bank of New York Mellon, Indenture Trustee and Securities Intermediary, dated as of July 22, 2014 (Exhibit 4.1 to Form 8-K filed July 22, 2014, and incorporated herein by reference)

4.2	—	Form of Senior Secured Securitization Bonds, Series 2014A (Exhibit 4.1 to Form 8-K filed July 22, 2014, and incorporated herein by reference)
10.1	—
Securitization Property Servicing Agreement by and between Consumers 2014 Securitization Funding LLC, Issuer and Consumers Energy Company, Servicer, dated as of July 22, 2014 (Exhibit 99.1 to Form 8-K-filed July 22, 2014, and incorporated herein by reference)

10.2	—
Securitization Property Purchase and Sale Agreement by and between Consumers 2014 Securitization Funding LLC, Issuer and Consumers Energy Company, Seller, dated as of July 22, 2014 (Exhibit 99.2 to Form 8-K filed July 22, 2014, and incorporated herein by reference)

10.3	—
Administration Agreement by and between Consumers 2014 Securitization Funding LLC and Consumers Energy Company, as administrator, dated as of July 22, 2014 (Exhibit 99.3 to Form 8-K filed July 22, 2014, and incorporated herein by reference)

10.4	—
Series Supplement by and between Consumers 2014 Securitization Funding LLC and The Bank of New York Mellon, Indenture Trustee, dated as of July 22, 2014 (Exhibit 99.7 to Form 8-K filed July 22, 2014, and incorporated herein by reference)

10.5	—
Intercreditor Agreement among The Bank of Nova Scotia, Liberty Street Funding LLC, The Bank of New York Mellon, Consumers Funding LLC, Consumers 2014 Securitization Funding LLC, Consumers Receivables Funding II, LLC and Consumers Energy Company, dated as of July 22, 2014 (Exhibit 99.8 to Form 8-K filed July 22, 2014, and incorporated herein by reference)

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
Item 1122. Compliance With Applicable Servicing Criteria.
See Exhibits 33.1, 33.2, 34.1, and 34.2 of this Form 10‑K.
Item 1123. Servicer Compliance Statement.
See Exhibit 35.1 of this Form 10‑K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Consumers 2014 Securitization Funding LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of March 2019.

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