Form 10-K
period 2019-12-31
Consumers 2014 Securitization Funding LLC
filed 2020-03-11
CIK 1606104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10‑K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Registrant’s telephone number, including area code: (517) 788‑1947

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

Documents incorporated by reference: A portion of CMS Energy Corporation’s and Consumers Energy Company’s definitive proxy statement relating to their 2020 Annual Meetings of Shareholders to be held May 1, 2020 is incorporated by reference in Item 11 of Part III of this Form 10‑K.

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
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Following are the managers and executive officers of Consumers 2014 Securitization Funding LLC as of March 11, 2020:

Name, Age, Position(s)	Period
Srikanth Maddipati (age 37)
President, Chief Executive Officer, Chief Financial Officer, and Treasurer of Consumers 2014 Securitization Funding LLC	2016 – Present
Vice President and Treasurer of CMS Energy Corporation (“CMS Energy”) and Consumers Energy Company (“Consumers”)	2016 – Present
Assistant Treasurer of CMS Energy and Consumers	2014 – 2016
Rejji P. Hayes (age 45)
Executive Vice President and Manager of Consumers 2014 Securitization Funding LLC	2017 – Present
Executive Vice President and Chief Financial Officer of CMS Energy and Consumers	2017 – Present
Chief Financial Officer of ITC Holdings Corp.	2014 – 2016
Shaun M. Johnson (age 41)
Senior Vice President, General Counsel, and Manager of Consumers 2014 Securitization Funding LLC	2019 – Present
Senior Vice President and General Counsel of CMS Energy and Consumers	2019 – Present
Vice President and Deputy General Counsel of CMS Energy and Consumers	2016 – 2019
Partner with Dykema Gossett PLLC	2012 – 2016
Glenn P. Barba (age 54)
Vice President and Controller of Consumers 2014 Securitization Funding LLC	2014 – Present
Vice President, Controller, and Chief Accounting Officer of CMS Energy and Consumers	2003 – Present
Melissa M. Gleespen (age 52)
Vice President, Secretary, and Manager of Consumers 2014 Securitization Funding LLC	2014 – Present
Vice President, Corporate Secretary, and Chief Compliance Officer of CMS Energy and Consumers	2016 – Present
Vice President and Corporate Secretary of CMS Energy and Consumers	2013 – 2016
Scott B. McIntosh (age 44)
Vice President of Consumers 2014 Securitization Funding LLC	2015 – Present
Vice President of CMS Energy and Consumers	2015 – Present
Director of Tax of CMS Energy and Consumers	2011 – 2015
Albert J. Fioravanti (age 55)
Independent Manager of Consumers 2014 Securitization Funding LLC	2014 – Present
Managing Director of Lord Securities Corporation	2018 – Present
Director of Lord Securities Corporation	2015 – 2018
Senior Vice President of Lord Securities Corporation	1999 – 2015
Leonard J. Padula (age 59)
Independent Manager of Consumers 2014 Securitization Funding LLC	2016 – Present
Vice President of Lord Securities Corporation	2004 – Present
Consumers 2014 Securitization Funding LLC is a wholly owned subsidiary of Consumers, which in turn is a wholly owned subsidiary of CMS Energy.

Code of Ethics
Consumers has adopted a code of ethics, entitled “CMS Energy 2020 Code of Conduct” (“Employee Code”) that applies to all officers and employees of Consumers and its affiliates (except EnerBank USA, which has its own code of conduct), including Consumers 2014 Securitization Funding LLC. The Employee Code is administered by the Chief Compliance Officer of Consumers, who reports directly to the Audit Committee of the Board of Directors of Consumers. The Employee Code and any waivers of, or amendments or exceptions to, a provision of the Employee Code will be disclosed on Consumers’ website at www.cmsenergy.com/corporate-governance/compliance-and-ethics.
Item 11. Executive Compensation.
Other than the annual independent manager fee of $7,000 paid to Lord Securities Corporation, Consumers 2014 Securitization Funding LLC does not pay any compensation to its managers or executive officers.
Information that is required in Item 11 regarding executive compensation of Consumers’ executive officers is incorporated by reference from CMS Energy’s and Consumers’ definitive proxy statement for their 2020 Annual Meetings of Shareholders to be held May 1, 2020.
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
Item 1122. Compliance With Applicable Servicing Criteria.
See Exhibits 33.1, 33.2, 34.1, and 34.2 of this Form 10‑K.
The Bank of New York Mellon (the “Indenture Trustee”) has completed a report on an assessment of compliance with applicable servicing criteria set forth in Item 1122(d) of Regulation AB (Exhibit 33.2 of this Form 10-K). In addition, the Indenture Trustee has provided an attestation report by an independent registered public accounting firm (Exhibit 34.2 of this Form 10-K). These reports have identified and disclosed material instances of noncompliance that occurred with respect to the servicing criterion set forth in Item 1122(d)(3)(i)(A) as follows: Certain reports to investors were not prepared in accordance with the timeframes set forth in the transaction agreements.
The Indenture Trustee has represented to Consumers 2014 Securitization Funding LLC that the material instances of noncompliance did not apply to the servicing functions performed for Consumers 2014 Securitization Funding LLC.
According to Schedule B of Exhibit 33.2 of this Form 10-K, the Indenture Trustee has enhanced controls in order to improve both transaction identifiers and the website that generates and posts investor reports.
Item 1123. Servicer Compliance Statement.
See Exhibit 35.1 of this Form 10‑K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Consumers 2014 Securitization Funding LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMERS 2014 SECURITIZATION FUNDING LLC (Issuing Entity)
By: Consumers Energy Company, as Servicer

/s/ Glenn P. Barba
Name:	Glenn P. Barba
Title:	Vice President, Controller, Chief Accounting Officer, and senior officer in charge of the servicing function of Consumers Energy Company, as Servicer
Date:	March 11, 2020

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