Form 10-K
period 2020-12-31
Consumers 2014 Securitization Funding LLC
filed 2021-03-09
CIK 1606104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10‑K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).	Yes ☐	No ☒

The registrant does not have any voting or non-voting common equity held by non-affiliates.

Documents incorporated by reference: A portion of CMS Energy Corporation’s and Consumers Energy Company’s definitive proxy statement relating to their 2021 Annual Meetings of Shareholders to be held May 7, 2021 is incorporated by reference in Item 11 of Part III of this Form 10‑K.

PART I
The following Items have been omitted pursuant to General Instruction J of Form 10‑K:
•Item 1. Business.
•Item 1A. Risk Factors.
•Item 2. Properties.
•Item 3. Legal Proceedings.
Item 1B. Unresolved Staff Comments.
None.
Item 4. Mine Safety Disclosures.
None.
PART II
The following Items have been omitted pursuant to General Instruction J of Form 10‑K:
•Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
•Item 6. Selected Financial Data.
•Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
•Item 8. Financial Statements and Supplementary Data.
•Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
•Item 9A. Controls and Procedures.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Following are the managers and executive officers of Consumers 2014 Securitization Funding LLC as of March 9, 2021:

Name, Age, Position(s)	Period
Srikanth Maddipati (age 38)
President, Chief Executive Officer, Chief Financial Officer, and Treasurer of Consumers 2014 Securitization Funding LLC	2016 – Present
Vice President and Treasurer of CMS Energy Corporation (“CMS Energy”) and Consumers Energy Company (“Consumers”)	2016 – Present
Assistant Treasurer of CMS Energy and Consumers	2014 – 2016
Rejji P. Hayes (age 46)
Executive Vice President and Manager of Consumers 2014 Securitization Funding LLC	2017 – Present
Executive Vice President and Chief Financial Officer of CMS Energy and Consumers	2017 – Present
Chief Financial Officer of ITC Holdings Corp.	2014 – 2016
Shaun M. Johnson (age 42)
Senior Vice President, General Counsel, and Manager of Consumers 2014 Securitization Funding LLC	2019 – Present
Senior Vice President and General Counsel of CMS Energy and Consumers	2019 – Present
Vice President and Deputy General Counsel of CMS Energy and Consumers	2016 – 2019
Partner with Dykema Gossett PLLC	2012 – 2016
Glenn P. Barba (age 55)
Vice President and Controller of Consumers 2014 Securitization Funding LLC	2014 – Present
Vice President, Controller, and Chief Accounting Officer of CMS Energy and Consumers	2003 – Present
Melissa M. Gleespen (age 53)
Vice President, Secretary, and Manager of Consumers 2014 Securitization Funding LLC	2014 – Present
Vice President, Corporate Secretary, and Chief Compliance Officer of CMS Energy and Consumers	2016 – Present
Vice President and Corporate Secretary of CMS Energy and Consumers	2013 – 2016
Scott B. McIntosh (age 45)
Vice President of Consumers 2014 Securitization Funding LLC	2015 – Present
Vice President of CMS Energy and Consumers	2015 – Present
Director of Tax of CMS Energy and Consumers	2011 – 2015
Albert J. Fioravanti (age 56)
Independent Manager of Consumers 2014 Securitization Funding LLC	2014 – Present
Managing Director of Lord Securities Corporation	2018 – Present
Director of Lord Securities Corporation	2015 – 2018
Senior Vice President of Lord Securities Corporation	1999 – 2015
Leonard J. Padula (age 60)
Independent Manager of Consumers 2014 Securitization Funding LLC	2016 – Present
Vice President of Lord Securities Corporation	2004 – Present
Consumers 2014 Securitization Funding LLC is a wholly owned subsidiary of Consumers, which in turn is a wholly owned subsidiary of CMS Energy.

Code of Ethics
Consumers has adopted a code of ethics, entitled “CMS Energy 2021 Code of Conduct” (“Employee Code”) that applies to all officers and employees of Consumers and its affiliates (except EnerBank USA, which has its own code of conduct), including Consumers 2014 Securitization Funding LLC. The Employee Code is administered by the Chief Compliance Officer of Consumers, who reports directly to the Audit Committee of the Board of Directors of Consumers. The Employee Code and any waivers of, or amendments or exceptions to, a provision of the Employee Code will be disclosed on Consumers’ website at www.cmsenergy.com/corporate-governance/compliance-and-ethics.
Item 11. Executive Compensation.
Other than the annual independent manager fee of $7,000 paid to Lord Securities Corporation, Consumers 2014 Securitization Funding LLC does not pay any compensation to its managers or executive officers.
Information that is required in Item 11 regarding executive compensation of Consumers’ executive officers is incorporated by reference from CMS Energy’s and Consumers’ definitive proxy statement for their 2021 Annual Meetings of Shareholders to be held May 7, 2021.
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
Item 1122. Compliance With Applicable Servicing Criteria.
See Exhibits 33.1, 33.2, 34.1, and 34.2 of this Form 10‑K.
The Bank of New York Mellon (the “Indenture Trustee”) has completed a report on an assessment of compliance with applicable servicing criteria set forth in Item 1122(d) of Regulation AB (Exhibit 33.2 of this Form 10-K). In addition, the Indenture Trustee has provided an attestation report by an independent registered public accounting firm (Exhibit 34.2 of this Form 10-K). These reports have identified and disclosed material instances of noncompliance that occurred with respect to the servicing criterion set forth in Item 1122(d)(2)(vii)(A),(B),(C),(D) as follows: Certain reconciliations were not prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts.
The Indenture Trustee has represented to Consumers 2014 Securitization Funding LLC that the material instances of noncompliance did not apply to the servicing functions performed for Consumers 2014 Securitization Funding LLC.
According to Schedule B of Exhibit 33.2 of this Form 10-K, the Indenture Trustee has implemented a remediation plan for the Client Service Manager to prepare the reconciliation. Another Client Service Manager will review and sign the reconciliation. This will be done within 30 days of month-end. Once complete, all signed reconciliations will be sent to the Regulation AB Office of Policy and Regulatory Reporting for a final review of completion.
Item 1123. Servicer Compliance Statement.
See Exhibit 35.1 of this Form 10‑K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Consumers 2014 Securitization Funding LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMERS 2014 SECURITIZATION FUNDING LLC (Issuing Entity)
By: Consumers Energy Company, as Servicer

/s/ Glenn P. Barba
Name:	Glenn P. Barba
Title:	Vice President, Controller, Chief Accounting Officer, and senior officer in charge of the servicing function of Consumers Energy Company, as Servicer
Date:	March 9, 2021

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