Form 10-K
period 2021-12-31
Consumers 2014 Securitization Funding LLC
filed 2022-03-15
CIK 1606104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10‑K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Registrant’s telephone number, including area code: (517) 788-1947

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
☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).	Yes ☐	No ☒

The registrant does not have any voting or non-voting common equity held by non-affiliates.

Documents incorporated by reference: A portion of CMS Energy Corporation’s and Consumers Energy Company’s definitive proxy statement relating to their 2022 Annual Meetings of Shareholders to be held May 6, 2022 is incorporated by reference in Item 11 of Part III of this Form 10‑K.

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
•Item 6. Reserved.
•Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
•Item 8. Financial Statements and Supplementary Data.
•Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
•Item 9A. Controls and Procedures.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Following are the managers and executive officers of Consumers 2014 Securitization Funding LLC as of March 15, 2022:

Name, Age, Position(s)	Period
Srikanth Maddipati (age 39)
President, Chief Executive Officer, Chief Financial Officer, and Treasurer of Consumers 2014 Securitization Funding LLC	9/2016 – Present
Vice President and Treasurer of CMS Energy Corporation (“CMS Energy”) and Consumers Energy Company (“Consumers”)	9/2016 – Present
Rejji P. Hayes (age 47)
Executive Vice President and Manager of Consumers 2014 Securitization Funding LLC	5/2017 – Present
Executive Vice President and Chief Financial Officer of CMS Energy and Consumers	5/2017 – Present
Executive Vice President and Chief Financial Officer of ITC Holdings Corp.	5/2014 – 11/2016
Shaun M. Johnson (age 43)
Senior Vice President, General Counsel, and Manager of Consumers 2014 Securitization Funding LLC	4/2019 – Present
Senior Vice President and General Counsel of CMS Energy and Consumers	5/2019 – Present
Vice President and Deputy General Counsel of CMS Energy and Consumers	4/2016 – 5/2019
Melissa M. Gleespen (age 54)
Vice President, Secretary, and Manager of Consumers 2014 Securitization Funding LLC	4/2014 – Present
Vice President, Corporate Secretary, and Chief Compliance Officer of CMS Energy and Consumers	1/2016 – Present
Scott B. McIntosh (age 46)
Vice President and Controller of Consumers 2014 Securitization Funding LLC	6/2021 – Present
Vice President of Consumers 2014 Securitization Funding LLC	9/2015 – 6/2021
Vice President, Controller, and Chief Accounting Officer of CMS Energy and Consumers	9/2021 – Present
Vice President and Controller of CMS Energy and Consumers	6/2021 – 9/2021
Vice President of CMS Energy and Consumers	9/2015 – 6/2021
Albert J. Fioravanti (age 57)
Independent Manager of Consumers 2014 Securitization Funding LLC	11/2014 – Present
Managing Director of Lord Securities Corporation	12/2018 – Present
Director of Lord Securities Corporation	11/2014 – 12/2018
Leonard J. Padula (age 61)
Independent Manager of Consumers 2014 Securitization Funding LLC	9/2016 – Present
Vice President of Lord Securities Corporation	3/2004 – Present
Consumers 2014 Securitization Funding LLC is a wholly owned subsidiary of Consumers, which in turn is a wholly owned subsidiary of CMS Energy.

Code of Ethics
Consumers has adopted a code of ethics, entitled “CMS Energy 2022 Code of Conduct and Guide to Ethical Business Behavior” (“Employee Code”) that applies to all officers and employees of Consumers and its affiliates, including Consumers 2014 Securitization Funding LLC. The Employee Code is administered by the Chief Compliance Officer of Consumers, who reports directly to the Audit Committee of the Board of Directors of Consumers. The Employee Code and any waivers of, or amendments or exceptions to, a provision of the Employee Code will be disclosed on Consumers’ website at www.cmsenergy.com/corporate-governance/compliance-and-ethics.
Item 11. Executive Compensation.
Other than the annual independent manager fee of $7,000 paid to Lord Securities Corporation, Consumers 2014 Securitization Funding LLC does not pay any compensation to its managers or executive officers.
Information that is required in Item 11 regarding executive compensation of Consumers’ executive officers is incorporated by reference from CMS Energy’s and Consumers’ definitive proxy statement for their 2022 Annual Meetings of Shareholders to be held May 6, 2022.
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

CONSUMERS 2014 SECURITIZATION FUNDING LLC (Issuing Entity)
By: Consumers Energy Company, as Servicer

/s/ Scott B. McIntosh
Name:	Scott B. McIntosh
Title:	Vice President, Controller, Chief Accounting Officer, and senior officer in charge of the servicing function of Consumers Energy Company, as Servicer
Date:	March 15, 2022

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