Form 10-K
period 2024-12-31
Consumers 2014 Securitization Funding LLC
filed 2025-03-11
CIK 1606104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10‑K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Documents incorporated by reference: A portion of CMS Energy Corporation’s and Consumers Energy Company’s definitive proxy statement relating to their 2025 Annual Meetings of Shareholders to be held May 2, 2025 is incorporated by reference in Item 11 of Part III of this Form 10‑K.

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
•Item 9A. Controls and Procedures.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Following are the managers and executive officers of Consumers 2014 Securitization Funding LLC as of March 11, 2025:

Name, Age, Position(s)	Period
Jason M. Shore (age 48)
President, Chief Executive Officer, Chief Financial Officer, and Treasurer of Consumers 2014 Securitization Funding LLC	12/2023 – Present
Vice President and Treasurer of CMS Energy Corporation (“CMS Energy”) and Consumers Energy Company (“Consumers”)	12/2023 – Present
Executive Director of Treasury and Capital Markets of CMS Energy and Consumers	7/2023 – 12/2023
Executive Director of Treasury and Financial Strategy and Policy of CMS Energy and Consumers	6/2021 – 7/2023
Executive Director of Planning, Budget and Analysis of CMS Energy and Consumers	4/2018 – 6/2021
Rejji P. Hayes (age 50)
Executive Vice President and Manager of Consumers 2014 Securitization Funding LLC	5/2017 – Present
Executive Vice President and Chief Financial Officer of CMS Energy and Consumers	5/2017 – Present
Shaun M. Johnson (age 46)
Senior Vice President, General Counsel, and Manager of Consumers 2014 Securitization Funding LLC	4/2019 – Present
Senior Vice President and General Counsel of CMS Energy and Consumers	5/2019 – Present
Melissa M. Gleespen (age 57)
Vice President, Secretary, and Manager of Consumers 2014 Securitization Funding LLC	4/2014 – Present
Vice President, Corporate Secretary, and Chief Compliance Officer of CMS Energy and Consumers	1/2016 – Present
Scott B. McIntosh (age 49)
Vice President and Controller of Consumers 2014 Securitization Funding LLC	6/2021 – Present
Vice President of Consumers 2014 Securitization Funding LLC	9/2015 – 6/2021
Vice President, Controller, and Chief Accounting Officer of CMS Energy and Consumers	9/2021 – Present
Vice President and Controller of CMS Energy and Consumers	6/2021 – 9/2021
Vice President of CMS Energy and Consumers	9/2015 – 6/2021
Albert J. Fioravanti (age 60)
Independent Manager of Consumers 2014 Securitization Funding LLC	11/2014 – Present
Managing Director of Lord Securities Corporation	12/2018 – Present
Linda Ciaramella (age 41)
Independent Manager of Consumers 2014 Securitization Funding LLC	3/2024 – Present
Director of Lord Securities Corporation	5/2024 – Present
Vice President of Lord Securities Corporation	2/2018 – 5/2024

Consumers 2014 Securitization Funding LLC is a wholly owned subsidiary of Consumers, which in turn is a wholly owned subsidiary of CMS Energy.
Code of Ethics
Consumers has adopted a code of ethics, entitled “CMS Energy 2025 Code of Conduct and Guide to Ethical Business Behavior” (Employee Code) that applies to all officers and employees of Consumers and its affiliates, including Consumers 2014 Securitization Funding LLC. The Employee Code is administered by the Chief Compliance Officer of Consumers, who reports directly to the Audit Committee of the Board of Directors of Consumers. The Employee Code and any waivers of, or amendments or exceptions to, a provision of the Employee Code will be disclosed on Consumers’ website at www.cmsenergy.com/corporate-governance/compliance-and-ethics.
Item 11. Executive Compensation.
Other than the annual independent manager fee of $7,000 paid to Lord Securities Corporation, Consumers 2014 Securitization Funding LLC does not pay any compensation to its managers or executive officers.
Information that is required in Item 11 regarding executive compensation of Consumers’ executive officers is incorporated by reference from CMS Energy’s and Consumers’ definitive proxy statement for their 2025 Annual Meetings of Shareholders to be held May 2, 2025.
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
Item 1122. Compliance With Applicable Servicing Criteria.
See Exhibits 33.1, 33.2, 34.1, and 34.2 of this Form 10‑K.
The Bank of New York Mellon (the “Indenture Trustee”) participates in the servicing function with respect to the asset pool held by Consumers 2014 Securitization Funding LLC and has completed a report on an assessment of compliance with applicable servicing criteria set forth in Item 1122(d)(3)(ii) of Regulation AB (Exhibit 33.2 of this Form 10‑K). In addition, the Indenture Trustee has provided an attestation report by an independent registered public accounting firm (Exhibit 34.2 of this Form 10‑K). These reports have identified and disclosed material instances of noncompliance that occurred with respect to the servicing criterion set forth in Item 1122(d)(3)(ii) as follows: Amounts due to investors were not remitted in accordance with timeframes set forth in the transaction agreements.
According to Schedule B of Exhibit 33.2 of this Form 10‑K, the Indenture Trustee has enhanced controls in order to better ensure amounts due to investors are remitted in accordance with timeframes set forth in the transaction agreements.
Item 1123. Servicer Compliance Statement.
See Exhibit 35.1 of this Form 10‑K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Consumers 2014 Securitization Funding LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMERS 2014 SECURITIZATION FUNDING LLC (Issuing Entity)
By: Consumers Energy Company, as Servicer

/s/ Scott B. McIntosh
Name:	Scott B. McIntosh
Title:	Vice President, Controller, Chief Accounting Officer, and senior officer in charge of the servicing function of Consumers Energy Company, as Servicer
Date:	March 11, 2025

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