Form 10-K
period 2025-12-31
Consumers 2014 Securitization Funding LLC
filed 2026-03-10
CIK 1606104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10‑K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Documents incorporated by reference: A portion of CMS Energy Corporation’s and Consumers Energy Company’s definitive proxy statement relating to their 2026 Annual Meetings of Shareholders to be held May 8, 2026 is incorporated by reference in Item 11 of Part III of this Form 10‑K.

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
•Item 9A. Controls and Procedures.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Following are the managers and executive officers of Consumers 2014 Securitization Funding LLC as of March 10, 2026:

Name, Age, Position(s)	Period
Jason M. Shore (age 49)
President, Chief Executive Officer, Chief Financial Officer, and Treasurer of Consumers 2014 Securitization Funding LLC	12/2023 – Present
Vice President and Treasurer of CMS Energy Corporation (“CMS Energy”) and Consumers Energy Company (“Consumers”)	12/2023 – Present
Executive Director of Treasury and Capital Markets of CMS Energy and Consumers	7/2023 – 12/2023
Executive Director of Treasury and Financial Strategy and Policy of CMS Energy and Consumers	6/2021 – 7/2023
Executive Director of Planning, Budget and Analysis of CMS Energy and Consumers	4/2018 – 6/2021
Rejji P. Hayes (age 51)
Executive Vice President and Manager of Consumers 2014 Securitization Funding LLC	5/2017 – Present
Executive Vice President and Chief Financial Officer of CMS Energy and Consumers	5/2017 – Present
Shaun M. Johnson (age 47)
Senior Vice President, General Counsel, and Manager of Consumers 2014 Securitization Funding LLC	4/2019 – Present
Executive Vice President and Chief Legal and Administrative Officer of CMS Energy and Consumers	7/2025 – Present
Senior Vice President and General Counsel of CMS Energy and Consumers	5/2019 – 7/2025
Melissa M. Gleespen (age 58)
Vice President, Secretary, and Manager of Consumers 2014 Securitization Funding LLC	4/2014 – Present
Vice President, Corporate Secretary, and Chief Compliance Officer of CMS Energy and Consumers	1/2016 – Present
Scott B. McIntosh (age 50)
Vice President and Controller of Consumers 2014 Securitization Funding LLC	6/2021 – Present
Vice President of Consumers 2014 Securitization Funding LLC	9/2015 – 6/2021
Vice President, Controller, and Chief Accounting Officer of CMS Energy and Consumers	9/2021 – Present
Vice President and Controller of CMS Energy and Consumers	6/2021 – 9/2021
Vice President of CMS Energy and Consumers	9/2015 – 6/2021
Albert J. Fioravanti (age 61)
Independent Manager of Consumers 2014 Securitization Funding LLC	11/2014 – Present
Managing Director of Lord Securities Corporation	12/2018 – Present
Linda Ciaramella (age 42)
Independent Manager of Consumers 2014 Securitization Funding LLC	3/2024 – Present
Director of Lord Securities Corporation	5/2024 – Present
Vice President of Lord Securities Corporation	2/2018 – 5/2024

Consumers 2014 Securitization Funding LLC is a wholly owned subsidiary of Consumers, which in turn is a wholly owned subsidiary of CMS Energy.
Code of Ethics and Insider Trading Compliance
Consumers has adopted a code of ethics, entitled “CMS Energy Code of Conduct and Guide to Ethical Business Behavior” (Employee Code) that applies to all officers and employees of Consumers and its affiliates, including Consumers 2014 Securitization Funding LLC. The Employee Code is administered by the Chief Compliance Officer of Consumers, who reports directly to the Audit Committee of the Board of Directors of Consumers. The Employee Code and any waivers of, or amendments or exceptions to, a provision of the Employee Code that applies to Consumers’ Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, or persons performing similar functions, will be disclosed on Consumers’ website at www.cmsenergy.com/corporate-governance/compliance-and-ethics. Consumers has adopted an insider trading compliance policy and program applicable to officers and employees. Consumers believes this policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the New York Stock Exchange listing standards. A copy of Consumers’ insider trading policy was filed as Exhibit 19.1 to Consumers’ 2024 Form 10‑K filed February 11, 2025.
Item 11. Executive Compensation.
Other than the annual independent manager fee of $7,000 paid to Lord Securities Corporation, Consumers 2014 Securitization Funding LLC does not pay any compensation to its managers or executive officers.
Information that is required in Item 11 regarding executive compensation of Consumers’ executive officers is incorporated by reference from CMS Energy’s and Consumers’ definitive proxy statement for their 2026 Annual Meetings of Shareholders to be held May 8, 2026.
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

CONSUMERS 2014 SECURITIZATION FUNDING LLC (Issuing Entity)
By: Consumers Energy Company, as Servicer

/s/ Scott B. McIntosh
Name:	Scott B. McIntosh
Title:	Vice President, Controller, Chief Accounting Officer, and senior officer in charge of the servicing function of Consumers Energy Company, as Servicer
Date:	March 10, 2026

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